Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 7 LP
filed 1996-05-14
CIK 837895

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-17559

              ENEX OIL & GAS INCOME PROGRAM III - SERIES 7, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0214444
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                   Issuer's telephone number  (713) 358-8401


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 7, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                      MARCH 31,
ASSETS                                                                    1996
                                                                 --------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash                                                           $       1,727
  Accounts receivable - oil & gas sales                                 30,492
  Other current assets                                                   2,202
                                                                 --------------

Total current assets                                                    34,421
                                                                 --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              2,060,183
  Less  accumulated depreciation and depletion                       1,896,586
                                                                 --------------

Property, net                                                          163,597
                                                                 --------------


TOTAL                                                            $     198,018
                                                                 ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                              $       9,723
   Payable to general partner                                           28,892
                                                                 --------------

Total current liabilities                                               38,615
                                                                 --------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                  105,578
                                                                 --------------

PARTNERS' CAPITAL:
   Limited partners                                                     20,942
   General partner                                                      32,883
                                                                 --------------

Total partners' capital                                                 53,825
                                                                 --------------

TOTAL                                                            $     198,018
                                                                 ==============






See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 7, L.P.
STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------


(UNAUDITED)                                         THREE MONTHS ENDED
                                                -------------------------

                                                 MARCH 31,      MARCH 31,
                                                   1996           1995
                                                -----------    ----------

REVENUES:
  Oil and gas sales                             $   69,273        72,767
                                                -----------    ----------

EXPENSES:
  Depreciation and depletion                        13,726        27,946
  Impairment of property                           128,116             -
  Lease operating expenses                          36,869        32,557
  Production taxes                                   4,326         4,096
  General and administrative                        10,760        12,378
                                                -----------    ----------

Total expenses                                     193,797        76,977
                                                -----------    ----------

LOSS FROM OPERATIONS                              (124,524)       (4,210)
                                                -----------    ----------

OTHER INCOME:
  Gain on sale of property                             393             -
                                                -----------    ----------

NET LOSS                                        $ (124,131)       (4,210)
                                                ===========    ==========






See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 7, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                       THREE MONTHS ENDED

                                                 MARCH 31,            MARCH 31,
                                                  1996                  1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                     $  (124,131)           $   (4,210)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and depletion                      13,726                27,946
  Impairment of property                         128,116                     -
  Gain on sale of property                          (393)                    -
(Increase) decrease in:
  Accounts receivable - oil & gas sales           (9,924)               (5,658)
  Other current assets                               129                  (609)
Increase (decrease) in:
   Accounts payable                              (14,042)               (3,993)
   Payable to general partner                     (6,786)                4,368

Total adjustments                                110,826                22,054

Net cash provided (used) by operating activities (13,305)               17,844

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                 6,300                     -
    Property (additions) credits - development costs 306                  (352)

Net cash provided (used) by investing activities   6,606                  (352)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                  -                (10,879)

NET INCREASE (DECREASE) IN CASH                    (6,699)                6,613

CASH AT BEGINNING OF YEAR                           8,426                 1,384

CASH AT END OF PERIOD                          $    1,727            $    7,997



See accompanying notes to financial statements.

ENEX OIL & GAS INCOME PROGRAM III - SERIES 7, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $128,116 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter decreased from $72,767 in 1995 to $69,273 in 1996. This represents a decrease of $3,494 (5%). Oil sales decreased by $8,320 or 15%. A 19% decrease in oil production reduced sales by $10,651. This decrease was partially offset by a 5% increase in the average oil sales price. Gas sales increased by $4,826 or 28%. A 6% increase in gas production increased sales by $1,016. A 21% increase in average gas prices increased sales by an additional $3,810. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was primarily due to higher production from the RIC acquisition resulting from a higher level of available compression. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased from $32,557 in the first quarter of 1995 to $36,869 in the first quarter of 1996. The increase of $4,312 (13%) is primarily due to road repair expenses incurred on the Corkscrew acquisition in 1996.

Depreciation and depletion expense decreased from $27,946 in the first quarter of 1995 to $13,726 in the first quarter of 1996. This represents a decrease of $14,220 (51%). The changes in production, noted above, reduced depreciation and depletion expense by $3,368. A 44% decrease in the depletion rate reduced depreciation and depletion expense by an additional $10,852. The rate decrease is primarily due to the lower property basis resulting from the recognition of an impairment of property for $128,116 in the first quarter of 1996.

Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $6,300. The Company recognized a gain of $393 on the sale.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $128,116 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased from $12,378 in the first quarter of 1995 to $10,760 in the first quarter of 1996. This decrease of $1,618 (13%) is primarily due to less staff time being required to manage the Company's operations, partially offset by $3,191 higher direct expenses incurred by the Company in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company suspended the payment of distributions in the fourth quarter of 1995. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors. It is anticipated that periodic distributions will be made by the Company as cash becomes available.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

  Item 1.         Legal proceedings.

                  None

  Item 2.         Changes in Securities.

                  None

  Item 3.         Defaults upon Senior Securities.

                  Not Applicable

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  Not Applicable

  Item 5.         Other Information.

                  Not Applicable

  Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  There are no exhibits to this report.

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM III - 7, L.P.
                                                     ----------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer