Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 7 LP
filed 1996-08-14
CIK 837895

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          For the transition period from.....to.....

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

                           Issuer's telephone number:
                                 (713) 358-8401

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                  Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 7, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                 JUNE 30,
ASSETS                                                             1996
                                                          ---------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                    $              5,456
  Accounts receivable - oil & gas sales                                 27,940
  Other current assets                                                  32,112
                                                          ---------------------

Total current assets                                                    65,508
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              2,014,515
  Less  accumulated depreciation and depletion                       1,850,012
                                                          ---------------------

Property, net                                                          164,503
                                                          ---------------------


TOTAL                                                     $            230,011
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $             26,139
   Payable to general partner                                           29,024
                                                          ---------------------

Total current liabilities                                               55,163
                                                          ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                   87,071
                                                          ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                     50,186
   General partner                                                      37,591
                                                          ---------------------

Total partners' capital                                                 87,777
                                                          ---------------------

TOTAL                                                     $            230,011
                                                          =====================





See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 7, L.P.
STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------------------


(UNAUDITED)                              QUARTER ENDED                SIX MONTHS ENDED
                                 ---------------------------    ----------------------------

                                   JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                   1996            1995            1996            1995
                                 ------------    -----------    ------------    ------------

REVENUES:
  Oil and gas sales              $    62,860     $   61,447     $   132,133     $   134,214
                                 ------------    -----------    ------------    ------------

EXPENSES:
  Depreciation and depletion          13,124         22,343          26,850          50,289
  Impairment of property                   -              -         128,116               -
  Lease operating expenses            29,299         35,053          66,168          67,610
  Production taxes                     3,752          3,696           8,078           7,792
  General and administrative           9,056         11,612          19,816          23,990
                                 ------------    -----------    ------------    ------------

Total expenses                        55,231         72,704         249,028         149,681
                                 ------------    -----------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS          7,629        (11,257)       (116,895)        (15,467)
                                 ------------    -----------    ------------    ------------

OTHER INCOME:
  Gain on sale of property            26,323              -          26,716               -
                                 ------------    -----------    ------------    ------------

NET INCOME (LOSS)                 $   33,952     $  (11,257)    $   (90,179)    $   (15,467)
                                 ============    ===========    ============    ============




See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 7, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                 SIX MONTHS ENDED
                                            ------------------------------
                                            JUNE 30,               JUNE 30,
                                             1996                    1995
CASH FLOWS FROM OPERATING ACTIVITIES:      ---------             ----------
Net (loss)                               $  (90,179)            $  (15,467)
                                           ---------             ----------
Adjustments to reconcile net(loss)
  to net cash provided by operating
   activities:
  Depreciation and depletion                 26,850                 50,289
  Impairment of property                    128,116                      -
  Gain on sale of property                  (26,716)                     -
(Increase) decrease in:
  Accounts receivable - oil & gas sales      (7,372)                   122
  Other current assets                      (29,781)                  (643)
Increase (decrease) in:
   Accounts payable                           2,374                 (6,726)
   Payable to affiliated limited partnership      -                    877
   Payable to general partner               (25,161)                 2,762
                                            --------                -------
Total adjustments                            68,310                  46,681
                                            --------                -------
Net cash provided (used) by operating
 activities                                 (21,869)                 31,214
                                            --------                 ------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property           36,204                       -
    Property (additions) credits
    - development costs                     (17,305)                   (962)
                                             ------                   ------
Net cash provided (used) by investing
activities                                   18,899                    (962)
                                             ------                    -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             -                 (21,567)
                                             ------                  -------
NET INCREASE (DECREASE)IN CASH               (2,970)                  8,685

CASH AT BEGINNING OF YEAR                     8,426                   1,384
                                             ------                  ------
CASH AT END OF PERIOD                    $    5,456             $    10,069
                                         =============          =============




See accompanying notes to financial statements.
- -------------------------------------------------------------
                                       I-3

ENEX OIL & GAS INCOME PROGRAM III - SERIES 7, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $6,300. The Company recognized a gain of $393 on the sale. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $16,000. The Company recognized a $15,375 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $13,904. The Company recognized a gain of $10,948 from the sale.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $62,860 in 1996 from $61,447 in 1995. This represents a decrease of $1,413 (2%). Oil sales increased by $2,692 (6%). A 7% increase in the average oil sales price caused sales to increase by $2,989. This increase was partially offset by a 1% decrease in oil production. Gas sales decreased by $1,279 (8%). A 35% decrease in gas production reduced sales by $5,497. This decrease was partially offset by a 42% increase in the average gas sales price. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily a result of natural production declines, partially offset by higher production from the Corkscrew acquisition which had been shut-in during the second quarter of 1995 for rod repairs. The decrease in gas production was primarily the result of the sale of the Credo acquisition in the first quarter of 1996 and the sale of the Kidd well in the Enexco acquisition in the second quarter of 1996, coupled with natural production declines.

Lease operating expenses decreased to $29,299 in the second quarter of 1996 from $35,053 in the second quarter of 1995. The decrease of $5,754 (16%) is primarily due to rod repair costs incurred on the Corkscrew acquisition in the second quarter of 1995.

Depreciation and depletion expense decreased to $13,124 in the second quarter of 1996 from $22,343 in the second quarter of 1995. This represents a decrease of $9,219 (41%). The changes in production, noted above, reduced depreciation and depletion expense by $3,067, while a 32% decrease in the depletion rate caused depreciation and depletion expense to decrease by an additional $6,152. The rate decrease is primarily due to the lower property basis resulting from the recognition of an impairment of property for $128,116 in the first quarter of 1996.

Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $16,000. The Company recognized a $15,375 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $13,904. The Company recognized a gain of $10,948 from the sale.

General and administrative expenses decreased to $9,056 in the second quarter of 1996 from $11,612 in the second quarter of 1996. This decrease of $2,556 (22%) is primarily due to less staff time being required to manage the Company's operations.


First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months decreased to $132,133 in 1996 from $134,214 in 1995. This represents a decrease of $2,081 (2%). Oil sales decreased by $5,628 (6%). A 12% decrease in oil production reduced sales by $11,697. This decrease was partially offset by a 7% increase in the average oil sales price. Gas sales increased by $3,547 (11%). A 31% increase in the average gas sales price increased sales by $8,594. This increase was partially offset by a 15% decrease in gas production. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily a result of natural production declines, partially offset by higher production from the Corkscrew acquisition which had been shut-in during the second quarter of 1995 for rod repairs. The decrease in gas production was primarily the result of the sale of the Credo acquisition in the first quarter of 1996 and the sale of the Kidd well in the Enex acquisition in the second quarter of 1996, coupled with natural production declines.

Lease operating expenses decreased to $66,168 in the first six months of 1996 from $67,610 in the first six months of 1995. The decrease of $1,442 (2%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $26,850 in the first six months of 1996 from $50,289 in the first six months of 1995. This represents a decrease of $23,439 (47%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $15,139, while a 39% decrease in the depletion rate reduced depreciation and depletion expense by an additional $17,003. The rate decrease is primarily due to the lower property basis resulting from the recognition of an impairment of property for $128,116 in the first quarter of 1996.

Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $6,300. The Company recognized a gain of $393 on the sale. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $16,000. The Company recognized a $15,375 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $13,904. The Company recognized a gain of $10,948 from the sale.

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

General and administrative expenses decreased to $19,816 in the first six months of 1996 from $23,990 in the first six months of 1995. This decrease of $4,174 (17%) is primarily due to less staff time being required to manage the Company's operations.

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

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ENEX OIL & GAS INCOME
                                        PROGRAM III - SERIES 7, L.P.
                                        ----------------------------
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                            --------------------------
                                                General Partner



                                         By: /s/ R. E. Densford
                                             -------------------
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer




August 11, 1996                          By: /s/ James A. Klein
                                            -------------------
                                                  James A. Klein
                                              Controller and Chief
                                               Accounting Officer