Form 10QSB/A
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 7 LP
filed 1996-11-07
CIK 837895

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A


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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                 JUNE 30,
ASSETS                                                             1996
                                                          ---------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                    $              5,456
  Accounts receivable - oil & gas sales                                 27,940
  Other current assets                                                  32,112
                                                          ---------------------

Total current assets                                                    65,508
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              2,014,515
  Less  accumulated depreciation and depletion                       1,850,012
                                                          ---------------------

Property, net                                                          164,503
                                                          ---------------------


TOTAL                                                     $            230,011
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $             26,139
   Payable to general partner                                           29,024
                                                          ---------------------

Total current liabilities                                               55,163
                                                          ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                   87,071
                                                          ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                     50,186
   General partner                                                      37,591
                                                          ---------------------

Total partners' capital                                                 87,777
                                                          ---------------------

TOTAL                                                     $            230,011
                                                          =====================



Number of $500 Limited Partner units outstanding                        4,527






See accompanying notes to financial statements.
-------------------------------------------------------------------------------

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


4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $128,116 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

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


On April 2, 1996, the Company settled a property interest dispute on the Barnes Estate acquisition. In the settlement, the Company agreed to pay $1,250 to the plaintiff and convey 0.051 overriding royalty interest in the Barnes Estate #1 and #2 wells. Such conveyance should not have a material impact on the current or future revenues of the Company.


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



The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $128,116 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.



On April 2, 1996, the Company settled a property interest dispute on the Barnes Estate acquisition. In the settlement, the Company agreed to pay $1,250 to the plaintiff and convey 0.051 overriding royalty interest in the Barnes Estate #1 and #2 wells. Such conveyance should not have a material impact on the current or future revenues of the Company.



CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.


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


                                             ENEX OIL & GAS INCOME
                                        PROGRAM III - SERIES 7, L.P.
                                        ----------------------------
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                            --------------------------
                                                General Partner



                                         By: /s/ R. E. Densford
                                             -------------------
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer





November 7, 1996                         By: /s/ James A. Klein
                                            -------------------
                                                  James A. Klein
                                              Controller and Chief
                                               Accounting Officer