Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 7 LP
filed 1996-11-14
CIK 837895

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
-----------------------------------------------------------------------------------

                                                                  September 30,
ASSETS                                                                 1996
                                                              ---------------------
                                                                   (Unaudited)
CURRENT ASSETS:

  Accounts receivable - oil & gas sales                       $             27,709
  Other current assets                                                       2,490
                                                              ---------------------

Total current assets                                                        30,199
                                                              ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities                  1,996,940
  Less  accumulated depreciation and depletion                           1,834,644
                                                              ---------------------

Property, net                                                              162,296
                                                              ---------------------


TOTAL                                                         $            192,495
                                                              =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $             22,110
   Payable to general partner                                               27,920
                                                              ---------------------

Total current liabilities                                                   50,030
                                                              ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                       55,841
                                                              ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                         47,656
   General partner                                                          38,968
                                                              ---------------------

Total partners' capital                                                     86,624
                                                              ---------------------

TOTAL                                                         $            192,495
                                                              =====================

Number of $500 Limited Partner units outstanding                             4,527


See accompanying notes to financial statements.
-----------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 7, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                                QUARTER ENDED                         NINE MONTHS ENDED
                                    --------------------------------------    ----------------------------------------

                                      September 30,        September 30,        September 30,         September 30,
                                          1996                  1995                 1996                  1995
                                    -----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                  $        62,751     $         57,419     $        194,884   $ $          191,633
                                    -----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion                  14,926               25,669               41,776                 75,958
  Impairment of property                           -                    -              128,116
  Lease operating expenses                    28,968               32,660               95,136                100,270
  Production taxes                             3,683                3,221               11,761                 11,013
  General and administrative                   7,197                9,710               27,013                 33,700
                                    -----------------    -----------------    -----------------    -------------------

Total expenses                                54,774               71,260              303,802                220,941
                                    -----------------    -----------------    -----------------    -------------------

INCOME (LOSS) FROM OPERATIONS                  7,977              (13,841)            (108,918)               (29,308)
                                    -----------------    -----------------    -----------------    -------------------

OTHER INCOME:
  Gain on sale of property                       541                    -               27,257                      -
                                    -----------------    -----------------    -----------------    -------------------

NET INCOME (LOSS)                    $        8,518     $        (13,841)    $        (81,661)  $ $          (29,308)
                                    =================    =================    =================    ===================



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 7, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                         NINE MONTHS ENDED
                                                    --------------------------------------------

                                                       September 30,            September 30,
                                                            1995                    1995
                                                    -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                          $          (81,661)          $      (29,308)
                                                    -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided (used) by operating activities:
  Depreciation, depletion and amortization                      41,776                   75,958
  Impairment of property                                       128,116                        -
  Gain on sale of property                                     (27,257)                       -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                         (7,141)                   2,830
  Other current assets                                            (159)                    (682)
(Decrease) in:
   Accounts payable                                             (1,655)                  (4,832)
   Payable to general partner                                  (57,495)                  (4,452)
                                                    -------------------      -------------------

Total adjustments                                               76,185                   68,822
                                                    -------------------      -------------------

Net cash provided (used) by operating activities                (5,476)                  39,514
                                                    -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                              37,143                        -
    Property additions - development costs                     (30,423)                  (5,336)
                                                    -------------------      -------------------

Net cash provided (used) by investing activities                 6,720                   (5,336)
                                                    -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                           (9,670)                 (30,330)
                                                    -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                 (8,426)                   3,848

CASH AT BEGINNING OF YEAR                                        8,426                    1,384
                                                    -------------------      -------------------

CASH AT END OF PERIOD                               $                0           $        5,232
                                                    ===================      ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------
                                       I-3

ENEX OIL & GAS INCOME PROGRAM III - SERIES 7, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $6,300. The Company recognized a gain of $393 on the sale. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $16,000. The Company recognized a $15,375 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $13,904. The Company recognized a gain of $10,948 from the sale. Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $939. The Company recognized a gain of $541 from the sale.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

4. A cash distribution was made to the limited partners of the Company in the amount of $7,097, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

5. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $128,116 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $62,751 in 1996 from $57,419 in 1995. This represents a increase of $5,332 (9%). Oil sales increased by $383 (1%). A 36% increase in the average oil sales price caused sales to increase by $11,945. This increase was partially offset by a 25% decrease in oil production. Gas sales increased by $4,662 (37%). A 48% increase in the average gas sales price increased sales by $5,654. This increase was partially offset by an 8% decrease gas production. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decreases in oil and gas production were primarily the result of the sale of the Credo acquisition in the first quarter of 1996 and the sale of the Kidd well in the Enexco acquisition in the second quarter of 1996, coupled with natural production declines.

Lease operating expenses decreased to $28,968 in the third quarter of 1996 from $32,660 in the third quarter of 1995. The decrease of $3,692 (11%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $14,926 in the third quarter of 1996 from $25,669 in the third quarter of 1995. This represents a decrease of $10,743 (42%). The changes in production, noted above, reduced depreciation and depletion expense by $5,283, while a 27% decrease in the depletion rate caused depreciation and depletion expense to decrease by an additional $5,460. The rate decrease is primarily due to the lower property basis resulting from the recognition of an impairment of property for $128,116 in the first quarter of 1996.

Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $939. The Company recognized a gain of $541 from the sale.

General and administrative expenses decreased to $7,197 in the third quarter of 1996 from $9,710 in the third quarter of 1996. This decrease of $2,513 (26%) is primarily due to less staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months increased to $194,884 in 1996 from $191,633 in 1995. This represents a increase of $3,251 (2%). Oil sales decreased by $5,532 (4%). A 16% decrease in oil production reduced sales by $24,107. This decrease was partially offset by a 15% increase in the average oil sales price. Gas sales increased by $8,209 (18%). A 36% increase in the average gas sales price increased sales by $14,235. This increase was partially offset by a 13% decrease in gas production. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decreases in oil and gas production were primarily a result of natural production declines.

Lease operating expenses decreased to $95,136 in the first nine months of 1996 from $100,270 in the first nine months of 1995. The decrease of $5,134 (5%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $41,776 in the first nine months of 1996 from $75,958 in the first nine months of 1995. This represents a decrease of $34,182 (45%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $11,727, while a 35% decrease in the depletion rate reduced depreciation and depletion expense by an additional $22,455. The rate decrease is primarily due to the lower property basis resulting from the recognition of an impairment of property for $128,116 in the first quarter of 1996.

Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $6,300. The Company recognized a gain of $393 on the sale. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $16,000. The Company recognized a $15,375 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $13,904. The Company recognized a gain of $10,948 from the sale. Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $939. The Company recognized a gain of $431 from the sale.

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

General and administrative expenses decreased to $27,013 in the first nine months of 1996 from $33,700 in the first nine months of 1995. This decrease of $6,687 (20%) is primarily due to less staff time being required to manage the Company's operations.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ENEX OIL & GAS INCOME
                                  PROGRAM III - SERIES 7, L.P.
                                           (Registrant)



                                   By:ENEX RESOURCES CORPORATION
                                          General Partner



                                   By: /s/ R. E. Densford
                                           R. E. Densford
                                     Vice President, Secretary
                                   Treasurer and Chief Financial
                                              Officer




November 13, 1996                  By: /s/ James A. Klein
                                      -------------------
                                            James A. Klein
                                        Controller and Chief
                                         Accounting Officer