Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 7 LP
filed 1997-01-08
CIK 837895

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
BALANCE SHEET
-----------------------------------------------------------------------------------

                                                                  September 30,
ASSETS                                                                 1996
                                                              ---------------------
                                                                   (Unaudited)
CURRENT ASSETS:

  Accounts receivable - oil & gas sales                       $             27,709
  Other current assets                                                       2,490
                                                              ---------------------

Total current assets                                                        30,199
                                                              ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities                  1,996,940
  Less  accumulated depreciation and depletion                           1,834,644
                                                              ---------------------

Property, net                                                              162,296
                                                              ---------------------


TOTAL                                                         $            192,495
                                                              =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $             22,110
   Payable to general partner                                               83,761
                                                              ---------------------

Total current liabilities                                                  105,871
                                                              ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                         47,656
   General partner                                                          38,968
                                                              ---------------------

Total partners' capital                                                     86,624
                                                              ---------------------

TOTAL                                                         $            192,495
                                                              =====================

Number of $500 Limited Partner units outstanding                             4,527



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
                                    =================    =================    =================    ===================



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 7, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                                                                    PER $500
                                                                                    LIMITED
                                                                                    PARTNER
                                                 GENERAL           LIMITED          UNIT OUT-
                                  TOTAL          PARTNER          PARTNERS          STANDING
                               --------------   -------------    --------------     --------

BALANCE, JANUARY 1, 1994       $     313,713    $     25,155      $    288,558      $    64

CASH DISTRIBUTIONS                   (66,168)         (6,619)          (59,549)         (13)

NET INCOME (LOSS)                    (27,650)          7,995           (35,645)          (8)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1994           219,895          26,531           193,364(1)        43

CASH DISTRIBUTIONS                   (30,331)         (3,035)          (27,296)          (6)

NET INCOME (LOSS)                    (11,608)          7,619           (19,227)          (4)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1995     $     177,956    $     31,115       $   146,841 (1)  $    33

CASH DISTRIBUTIONS                    (9,670)           (968)           (8,702)          (2)

NET INCOME (LOSS)                    (81,662)          8,821           (90,483)         (20)
                               --------------   -------------    --------------     --------

BALANCE, SEPTEMBER 30, 1996    $      86,624    $     38,968       $    47,656 (1)  $    11
                               ==============   =============    ==============     ========

(1)  Includes 839 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

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
                                                    ===================      ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------
                                       I-4

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

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

4. A cash distribution was made to the limited partners of the Company in the amount of $7,097, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.


5. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $128,116 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $128,116 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.


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

CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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


                                       ENEX OIL & GAS INCOME
                                  PROGRAM III - SERIES 7, L.P.
                                           (Registrant)



                                   By:ENEX RESOURCES CORPORATION
                                          General Partner



                                   By: /s/ R. E. Densford
                                           R. E. Densford
                                     Vice President, Secretary
                                   Treasurer and Chief Financial
                                              Officer




December 23, 1996                  By: /s/ James A. Klein
                                      -------------------
                                            James A. Klein
                                        Controller and Chief
                                         Accounting Officer