Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 7 LP
filed 1997-02-04
CIK 837895

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 7, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------


                                                          1995                    1994
                                                 ---------------------   ---------------------

REVENUES:
  Oil and gas sales                              $            226,048    $            276,940
                                                 ---------------------   ---------------------

EXPENSES:
  Depreciation, depletion and amortization                     87,814                 107,613
  Lease operating expenses                                    128,752                 126,576
  Production taxes                                             12,717                  15,509
  General and administrative:
    Allocated from general partner                             38,206                  45,263
    Direct expense                                             13,550                   9,629
                                                 ---------------------   ---------------------

Total expenses                                                281,039                 304,590
                                                 ---------------------   ---------------------

LOSS FROM OPERATIONS                                          (54,991)                (27,650)
                                                 ---------------------   ---------------------

OTHER INCOME:
  Gain on sale of property                                     43,383                       -
                                                 ---------------------   ---------------------

NET LOSS                                         $            (11,608)   $            (27,650)
                                                 =====================   =====================


See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 7, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------

                                                                                              PER $500
                                                                                              LIMITED
                                                                                              PARTNER
                                                         GENERAL          LIMITED             UNIT OUT-
                                     TOTAL               PARTNER          PARTNERS            STANDING
                                ------------------ --------------   ---------------     --------------

BALANCE, JANUARY 1, 1994        $         313,713         25,155           288,558                 64

CASH DISTRIBUTIONS                        (66,168)        (6,619)          (59,549)               (13)

NET INCOME (LOSS)                         (27,650)         7,995           (35,645)                (8)
                                ------------------ --------------   ---------------     --------------

BALANCE, DECEMBER 31, 1994                219,895  $      26,531    $      193,364 (1)  $          43

CASH DISTRIBUTIONS                        (30,331)        (3,035)          (27,296)                (6)

NET INCOME (LOSS)                         (11,608)         7,619           (19,227)                (4)
                                ------------------ --------------   ---------------     --------------

BALANCE, DECEMBER 31, 1995        $       177,956  $      31,115    $      146,841 (1)  $          33
                                ================== ==============   ===============     ==============



(1)  Includes 718 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
-------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 7, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
---------------------------------------------------------------------------

                                                             1995                      1994
                                                    ---------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $            (11,608)     $            (27,650)
                                                    ---------------------     ---------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depreciation, depletion and amortization                        87,814                   107,613
  Gain from sale of property                                     (43,383)                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                            8,187                      (676)
  Other current assets                                              (872)                   (1,437)
Increase (decrease) in:
   Accounts payable                                                4,571                   (15,872)
   Payable to general partner                                    (47,384)                   12,845
                                                    ---------------------     ---------------------

Total adjustments                                                  8,933                   102,473
                                                    ---------------------     ---------------------

Net cash provided (used) by operating activities                  (2,675)                   74,823
                                                    ---------------------     ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                48,750                         -
    Property additions - development costs                        (8,702)                  (15,666)
                                                    ---------------------     ---------------------

Net cash provided (used) by investing activities                  40,048                   (15,666)
                                                    ---------------------     ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                            (30,331)                  (66,168)
                                                    ---------------------     ---------------------

NET INCREASE (DECREASE) IN CASH                                    7,042                    (7,011)

CASH AT BEGINNING OF YEAR                                          1,384                     8,395
                                                    ---------------------     ---------------------

CASH AT END OF YEAR                                 $              8,426      $              1,384
                                                    =====================     =====================




See accompanying notes to financial statements.
--------------------------------------------------------------------------

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

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1995:

                                                                                   Allocable to                  Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited         Partner Unit
                                                      TOTAL               Partner           Partners         Outstanding
                                               ------------------   ------------------  -----------------   ----------------
Net income (loss) as reflected in the
     accompanying financial statements         $         (11,608)   $           7,619       $    (19,227)       $        (4)
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
     which  were charged-off for
     federal income tax purposes                          (1,143)                (114)            (1,029)                 -
  Difference in depreciation, depletion
     and amortization computed for
     federal income tax purposes and
     the amount computed for
     financial reporting purposes                        (42,806)                   -            (42,806)               (10)
Difference in gain on property sales for
     federal income tax purposes and
     the amount computed for financial
     reporting purposes                                    1,387               (4,338)             5,725                  1
                                               ------------------   ------------------  -----------------   ----------------
Net income (loss) for federal
   income tax purposes                         $         (54,170)   $           3,167       $    (57,337)       $       (13)
                                               ==================   ==================  =================   ================

Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                                                   Allocable to                  Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited            Partner Unit
                                                      TOTAL               Partner           Partners            Outstanding
                                               ------------------   ------------------  -----------------    -----------------
Partners' capital as reflected in the
     accompanying financial statements         $         177,956    $          31,115       $    146,841             $     33
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
     which  were charged-off for
     federal income tax purposes                        (237,259)             (23,730)          (213,529)                 (47)
 Difference in accumulated depreciation
     depletion and amortization for
     financial reporting and federal
     income tax purposes                                 260,795                    -            260,795                   58
  Accumulated difference in property
      sales for financial reporting purposes
      and for federal income tax purposes                  1,387               (4,338)             5,725                    1
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 213,826                    -            213,826                   47
                                               ------------------   ------------------  -----------------    -----------------
Partners' capital for federal
     income tax purposes                       $         416,705    $           3,047       $    413,658             $     92
                                               ==================   ==================  =================    =================

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

ENEX OIL & GAS INCOME PROGRAM III - SERIES 7, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                              Per $500                                  Per $500
                                                               Limited              Natural              Limited
                                            Oil             Partner Unit              Gas             Partner Unit
                                          (BBLS)             Outstanding             (MCF)             Outstanding
                                       ----------------   ------------------   ------------------   ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994                                 69,114                   14              163,923                   33

    Revisions of previous estimates             18,412                    3               18,141                    3
    Production                                 (15,033)                  (3)             (49,066)                 (10)
                                       ----------------   ------------------   ------------------   ------------------

December 31, 1994                               72,493                   14              132,998                   26

    Revisions of previous estimates             (9,975)                  (2)              31,914                    7
    Sales of minerals in place                  (1,952)                   -                 (406)                   -
    Production                                 (11,815)                  (2)             (38,306)                  (8)
                                       ----------------   ------------------   ------------------   ------------------

December 31, 1995                               48,751                   10              126,200                   25
                                       ================   ==================   ==================   ==================


PROVED DEVELOPED RESERVES:

January 1, 1994                                 69,114                   14              163,923                   33
                                       ================   ==================   ==================   ==================

December 31, 1994                               72,493                   14              132,998                   26
                                       ================   ==================   ==================   ==================

December 31, 1995                               48,751                   10              126,200                   25
                                       ================   ==================   ==================   ==================

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

              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director