Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 7 LP
filed 1997-02-04
CIK 837895

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                   Amendment I


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from...............to...................

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


On April 2, 1996, the Company settled a property interest dispute on the Barnes Estate acquisition. In the settlement, the Company agreed to pay $1,250 to the plaintiff and convey 0.051 overriding royalty interest in the Barnes Estate #1 and #2 wells. Such conveyance should not have a material impact on the current or future revenues of the Company and, as such, should not have a material impact on the current or future results of operations, financial condition or liquidity of the Company.


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


                                       ENEX OIL & GAS INCOME
                                  PROGRAM III - SERIES 7, L.P.
                                           (Registrant)



                                   By:ENEX RESOURCES CORPORATION
                                          General Partner



                                   By: /s/ R. E. Densford
                                           R. E. Densford
                                     Vice President, Secretary
                                   Treasurer and Chief Financial
                                              Officer





January 30, 1997                  By: /s/ James A. Klein
                                      -------------------
                                            James A. Klein
                                        Controller and Chief
                                         Accounting Officer