Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 7 LP
filed 1997-05-15
CIK 837895

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                                   MARCH 31,
ASSETS                                                                1997
                                                              ----------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                                        $        19,831
  Accounts receivable - oil & gas sales                                26,908
  Other current assets                                                  1,815
                                                              ----------------

Total current assets                                                   48,554
                                                              ----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             2,010,328
  Less  accumulated depreciation and depletion                      1,839,316
                                                              ----------------

Property, net                                                         171,012
                                                              ----------------


TOTAL                                                         $       219,566
                                                              ================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $        21,688
   Payable to general partner                                          75,815
                                                              ----------------

Total current liabilities                                              97,503
                                                              ----------------

PARTNERS' CAPITAL:
   Limited partners                                                    79,083
   General partner                                                     42,980
                                                              ----------------

Total partners' capital                                               122,063
                                                              ----------------

TOTAL                                                         $       219,566
                                                              ================


Number of $500 Limited Partner units outstanding                        4,527





See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 7, L.P.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


(UNAUDITED)                                THREE MONTHS ENDED
                                       ----------------------------------------

                                          MARCH 31,              MARCH 31,
                                             1997                  1996
                                     -------------------    -------------------

REVENUES:
  Oil and gas sales                  $           71,242        $        69,273
                                     -------------------    -------------------

EXPENSES:
  Depreciation and depletion                      8,652                 13,726
  Impairment of property                              -                128,116
  Lease operating expenses                       30,707                 36,869
  Production taxes                                4,270                  4,326
  General and administrative                      7,377                 10,760
                                     -------------------    -------------------

Total expenses                                   51,006                193,797
                                     -------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                    20,236               (124,524)
                                     -------------------    -------------------

OTHER INCOME:
  Gain on sale of property                            -                    393
                                     -------------------    -------------------

NET INCOME (LOSS)                    $           20,236        $      (124,131)
                                     ===================    ===================



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 7, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                                                  PER $500
                                                                                                   LIMITED
                                                                                                   PARTNER
                                                         GENERAL              LIMITED             UNIT OUT-
                                    TOTAL                PARTNER             PARTNERS             STANDING
                              -----------------    ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1996      $        177,956     $          31,115    $         146,841    $              32

CASH DISTRIBUTIONS                      (9,671)                 (969)              (8,702)                  (2)

NET INCOME                             (66,458)                9,946              (76,404)                 (17)
                              -----------------    ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1996             101,827                40,092               61,735                   13

NET INCOME                              20,236                 2,888               17,348                    4
                              -----------------    ------------------   ------------------   ------------------

BALANCE, MARCH 31, 1997       $        122,063     $          42,980    $          79,083 (1)$              17
                              =================    ==================   ==================   ==================


(1)  Includes 840 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 7, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

(UNAUDITED)
                                                                 THREE MONTHS ENDED
                                                           ------------------------------------------

                                                              MARCH 31,                MARCH 31,
                                                                 1997                    1996
                                                         -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $           20,236          $      (124,131)
                                                         -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                          8,652                   13,726
  Impairment of property                                                  -                  128,116
  Gain on sale of property                                                -                     (393)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                               2,411                   (9,924)
  Other current assets                                                  495                      129
(Decrease) in:
   Accounts payable                                                  (4,014)                 (14,042)
   Payable to general partner                                       (15,609)                  (6,786)
                                                         -------------------      -------------------

Total adjustments                                                    (8,065)                 110,826
                                                         -------------------      -------------------

Net cash provided (used) by operating activities                     12,171                  (13,305)
                                                         -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                        -                    6,300
    Property credits - development costs                              1,460                      306
                                                         -------------------      -------------------

Net cash provided by investing activities                             1,460                    6,606
                                                         -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                      13,631                   (6,699)

CASH AT BEGINNING OF YEAR                                             6,200                    8,426
                                                         -------------------      -------------------

CASH AT END OF PERIOD                                    $           19,831         $          1,727
                                                         ===================      ===================





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

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

Item 2.            Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $69,273 in 1996 to $71,242 in 1997. This represents an increase of $1,969 (3%). Oil sales increased by $7,143 or 15%. A 36% increase in the average oil sales price increased sales by $14,467. This increase was partially offset by a 15% decline in oil production. Gas sales decreased by $5,174 or 24%. A 48% decline in gas production reduced sales by $10,609. This decrease was partially offset by a 48% increase in the average gas sales price. The decrease in oil production was primarily a result of natural production declines. The decrease in gas production was due to sale of the Kidd well on the Enexco acquisition in April 1996, the sale of the Harper well in the RIC acquisition in June 1996, and the sale of the Spider Lake well in the RIC acquisition in August 1996. The increases in the average oil and gas prices were due to relatively higher production from properties with a higher average sales price coupled with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $36,869 in the first quarter of 1996 to $30,707 in the first quarter of 1997. The decrease of $6,162 (17%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased from $13,726 in the first quarter of 1996 to $8,652 in the first quarter of 1997. This represents a decrease of $5,074 (37%). The changes in production, noted above, reduced depreciation and depletion expense by $3,660. A 14% decrease in the depletion rate reduced depreciation and depletion expense by an additional $1,414. The rate decrease is primarily due to an upward revision of the oil and gas reserves during December 1996.

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

General and administrative expenses decreased from $10,760 in the first quarter of 1996 to $7,377 in the first quarter of 1997. This decrease of $3,383 (31%) is primarily due to less staff time being required to manage the Company's operations, partially offset by $1,522 lower direct expenses incurred by the Company in 1997.

CAPITAL RESOURCES AND LIQUIDITY

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

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

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

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


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM III - 7, L.P.
                                                     ----------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer